Form 10-K/A
period 1999-12-31
ASSET BACKED SEC CORP HOME EQUITY LOAN TR 1999-LB1
filed 2000-04-28
CIK 1091605

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

                                   Page 1 of 5
             This report consists of 9 consecutively numbered pages.

                        AMENDMENT NUMBER 1 OF 1

ASSET BACKED SECURITIES CORPORATION
HOME EQUITY LOAN TRUST, SERIES 1999-LB1
-----------------------------------------------------------------------


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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date: April 27, 2000                By:  /s/Thomas J. Provenzano
                                    -----------------------------
                                    Thomas J. Provenzano
                                    Vice President

                                 EXHIBIT INDEX

Exhibit     Description                                                 Page

 99.1       Servicer's Annual Statement of Compliance                     6
 99.2       Servicer's Annual Independent Accountant's Report             8

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

Long Beach Mortgage Company


OFFICER'S CERTIFICATE


Master Servicer:        Long Beach Mortgage Company
Agreement:              Pooling and Servicing Agreement dated June 1, 1999
Deal:                   Asset Backed Securities Corporation
                        Equity Loan Trust 1999-LB1
Subject Period:         June 1, 1999 through December 31, 1999
Certificate Date:       April 14, 2000




     This certificate is delivered to The Chase Manhattan Bank, as Trustee pursuant to Sections 8.16 and 8.17 of the Pooling and Servicing Agreement dated June 1, 1999 ("the Agreement").

     The undersigned officer of Long Beach Mortgage Company ("the Company") represents solely the activities of the Company and does not make any representations for any other master servicer under the Agreement.

     Pursuant to Section 8.16 of the Agreement; the undersigned officer of the Company has supervised a review of the Company's activities during the Subject Period with respect to the terms of the Agreement and has determined the following: (a) to undersigned officer's best knowledge, the Company has fulfilled its obligations under this Agreement and (b) there has not been a default in the fulfillment of any obligation under the Agreement.

     Pursuant to Section 8.17 of the Agreement; attached to this certificate is a copy of the letter issued to Long Beach Mortgage Company, by Deloitte & Touche LLP regarding the Company's compliance with the Uniform Single Attestation Program for Mortgage Bankers for the year ended December 31, 1999.


Long Beach Mortgage Company

/s/ James R. Guerin
Senior Vice President
Loan Servicing Division

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report

Deloitte & Touche

Deloitte & Touche LLP
Suite 1200
695 Town Center Drive
Cosla Mesa, California 92626-1924
Telephone (714) 436-7100 Facsimile (7T4) 436-7200


INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Long Beach Mortgage Company

     We have examined management's assertion about Long Beach Mortgage Company's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1999, included in the accompanying management assertion. Management is responsible for Long Beach Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Long Beach Mortgage Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary, in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Long Beach Mortgage Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Long Beach Mortgage Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1999, is fairly stated, in all material respects.


/s/  Deloitte & Touche, LLP

February 22, 2000


Deloitte Touche Tohmatsu